Form 10-Q
period 1996-03-31
FIRST COLONY CORP
filed 1996-05-14
CIK 892893

Page 1 of 17 Pages



                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549



                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1996
                 Commission File Number 1-11482



                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Transition Period from                   to

                    FIRST COLONY CORPORATION
     (Exact name of registrant as specified in its charter)

          VIRGINIA                                54-1200334
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

RIVERFRONT PLAZA, WEST TOWER SUITE 1350
901 EAST BYRD STREET
RICHMOND, VIRGINIA                                    23219
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code - (804) 775- 0300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                       No


Number of shares of common stock, no par value, outstanding as of
April 30, 1996:  49,303,144

                     FIRST COLONY CORPORATION


                            I N D E X

                                                            Page
                                                           Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995              3 - 4

      Consolidated Statements of Income
         Three Months Ended March 31, 1996 and 1995          5

      Consolidated Statements of Shareholders' Equity
         Three Months Ended March 31, 1996 and 1995          6

      Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1996 and 1995          7

      Notes to Consolidated Financial Statements           8 - 9


  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition        10 - 15


PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                   17

PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

             FIRST COLONY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands)
                         (1996 Unaudited)

                                                    March 31      December 31
                                                      1996            1995
Investments:
  Fixed maturities held to maturity, at
   amortized cost:
    Bonds (Fair value: 1996, $4,345,009;
    1995, $4,660,947)                               $4,069,067      $4,070,476

  Fixed maturities available for sale,
   at fair value:
    Bonds (Amortized cost: 1996, $4,468,066;
     1995, $4,242,361)                               4,564,479       4,602,319
    Preferred stock, redeemable (Amortized
     cost: 1996, $74,540; 1995, $77,465)                85,717          96,479

  Equity securities, at market value
    Preferred stock, nonredeemable (Cost: 1996,
     $253,130; 1995, $274,328)                         284,893         321,118
    Common stock (Cost: 1996, $28,766;
     1995, $28,476)                                     35,568          32,935

  Policy loans                                         212,600         207,854
  Other long-term investments                           41,719          40,637
  Short-term investments                                10,868          14,160

      Total investments                              9,304,911       9,385,978

Cash and cash equivalents                               22,447          46,125
Accrued investment income                              171,207         161,689
Deferred policy acquisition costs                      938,381         874,586
Reinsurance recoverable                                125,375         115,344
Property and equipment, less
  accumulated depreciation                              44,673          44,697
Goodwill, less accumulated amortization                 31,087          31,385
Other assets                                            79,902          60,805
      Total assets                                 $10,717,983     $10,720,609






See accompanying notes to consolidated financial statements.

            FIRST COLONY CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                        (1996 Unaudited)


                                                    March 31      December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY            1996            1995

Liabilities:
  Policy liabilities:
    Future policy benefits                         $6,069,988      $5,932,338
    Claims                                             65,741          52,569
      Total policy liabilities and accruals         6,135,729       5,984,907

  Deposits on investment contracts                  2,542,586       2,521,657
  Other policyholder funds                            116,988         132,678
  Other liabilities                                   122,568          93,881
  Short-term borrowing                                 32,369
  Long-term debt                                      174,847         174,843
  Deferred income taxes                               238,438         328,238

      Total liabilities                             9,363,525       9,236,204

Shareholders' equity:
  Preferred stock - No par value; authorized
    15,000 shares; issued and outstanding,
    3,200 shares                                       80,000          80,000
  Common stock - No par value; authorized
    150,000 shares; issued and outstanding
    49,303 shares                                     312,913         312,888
  Net unrealized appreciation of fixed maturities      54,195         208,288
  Net unrealized appreciation of equity securities     26,400          34,644
  Retained earnings                                   880,950         848,585

      Total shareholders' equity                    1,354,458       1,484,405


      Total liabilities and shareholders' equity  $10,717,983     $10,720,609








See accompanying notes to consolidated financial statements.

                FIRST COLONY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                              (In Thousands)
                                (Unaudited)

                                                   Three months ended
                                                        March  31
                                                    1996         1995
Revenues:
  Life insurance premiums                         $ 92,106     $ 79,010
  Life contingent annuity premiums                  85,360       80,722
      Total premiums                               177,466      159,732

  Net investment income                            196,231      179,467
  Mortality, surrender &
    administrative charges                          27,725       25,865
  Realized gains on investments                     10,301       11,468
      Total revenues                               411,723      376,532
Benefits:
  Life and annuity benefits paid                   133,488      117,353
  Increase in reserves                             174,658      170,164
      Total benefits                               308,146      287,517
Expenses:
  Commissions                                        7,977        8,749
  General and administrative and
    other expenses                                  17,440       15,789
  Amortization of intangible assets                 14,892       10,695
  Debt service cost                                  3,069        3,025
      Total expenses                                43,378       38,258
      Total benefits and expenses                  351,524      325,775

Income before income taxes                          60,199       50,757
Income taxes                                        21,276       17,822
Net income                                          38,923       32,935

Dividends on preferred stock                           888          749
Earnings available for common shareholders        $ 38,035     $ 32,186

Net income per share of common stock              $   0.77     $   0.65
Cash dividends paid per share of
  common stock                                    $  0.115     $  0.100
Shares used to compute net income
  per share of common stock                         49,372       49,354







See accompanying notes to consolidated financial statements.

                FIRST COLONY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In Thousands)
                              (Unaudited)


                                                 Three Months Ended
                                                      March  31
                                              1996                  1995
                                        Shares    Amounts     Shares    Amounts

Preferred Stock, no par value
  (authorized 15,000 shares;
   issued and outstanding 3,200)
  Beginning and ending balance           3,200  $  80,000     3,200   $  80,000

Common Stock, no par value
  (authorized 150,000 shares;
   issued and outstanding 49,303
   in 1996 and 49,301 in 1995)
  Beginning balance                     49,302    312,888    49,301     312,879
  Exercise of stock options                  1         25
  Ending balance                        49,303    312,913    49,301     312,879

Net unrealized appreciation
(depreciation) of fixed maturities:
  Beginning balance                               208,288              (114,937)
  Net change in unrealized gains or
    losses net of (i) deferred
    taxes (benefit) of ($82,973)
    in 1996 and $42,631 in 1995;
    (ii) deferred policy acquisition
    costs of ($32,800) in 1996 and
    $24,200 in 1995.                             (154,093)               79,173
  Ending balance, net of (i)
    deferred taxes (benefit) of
    $29,182 in 1996 and ($19,258) in
    1995; (ii) deferred policy
    acquisition costs of $16,000 in
    1996 and ($2,800) in 1995.                     54,195               (35,764)

Net unrealized appreciation of
equity securities:
  Beginning balance                                34,644                16,293
  Net change in unrealized gains or
    losses net of deferred taxes
    (benefit) of ($4,439) in 1996 and
    $10,025 in 1995.                               (8,244)               18,618
  Ending balance, net of deferred
    taxes of $12,166 in 1996 and
    $16,749 in 1995.                               26,400                34,911

Retained earnings:
  Beginning balance                               848,585               720,307
  Net income                                       38,923                32,935
  Cash dividends to shareholders:
    Preferred stock                                  (888)                 (749)
    Common stock                                   (5,670)               (4,930)
Ending balance                                    880,950               747,563

Total shareholders' equity                     $1,354,458            $1,139,589



     See accompanying notes to consolidated financial statements.

                  FIRST COLONY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                              (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                          1996        1995


Cash and cash equivalents at beginning of period       $  46,125   $  54,817

Cash flows from operating activities:
  Net income                                              38,923      32,935
  Adjustments to reconcile net income to cash
      provided from operating activities:
    Increase in policy liabilities
       and accruals                                      120,850     106,335
    Depreciation, depletion and amortization              16,304      12,029
    Accrued federal income taxes                          14,452      20,385
    Deferred federal income taxes                         (2,387)      6,641
    Change in other policyholders' funds                 (17,835)      8,289
    Accrual of discounts on fixed maturities             (23,861)    (23,377)
    Deferred policy acquisition costs                    (45,370)    (47,389)
    Change in reinsurance recoverable                    (10,032)    (12,799)
    Realized gains on investments                        (10,301)    (11,468)
    Other                                                (12,051)     (6,261)
        Net cash provided from
          operating activities                            68,692      85,320

Cash flows used in investing activities
  Fixed maturities available-for-sale:
    Purchases                                           (321,903)   (277,850)
    Sales                                                 23,294     157,614
    Maturities, calls and redemptions                     77,506      25,460

  Fixed maturities held-to-maturity:
    Purchases                                            (28,879)   (172,452)
    Maturities, calls and redemptions                     53,472      22,644

  Purchase of other investments                           (1,753)    (18,301)
  Sale or maturity of other investments                   28,648      24,188
  Other                                                   (2,605)    (15,544)
      Net cash used by
        investing activities                            (172,220)   (254,241)

Cash flows from financing activities:
  Investment contracts                                    23,303     111,800
  Universal life contracts                                25,099      32,098
  Short term borrowing                                    32,369
  Dividend to shareholders                                  (946)     (5,720)
  Other                                                       25

      Net cash provided from
        financing activities                              79,850     138,178

Decrease in cash and cash equivalents                    (23,678)    (30,743)

Cash and cash equivalents at end of period             $  22,447   $  24,074



         See accompanying notes to consolidated financial statements.

                      FIRST COLONY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In Thousands)
                                    (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods. All such adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


      The accompanying consolidated financial statements of First Colony Corporation (First Colony or the Company) include the accounts of the Company and its wholly-owned subsidiary, First Colony Life Insurance Company (First Colony Life), and its wholly-owned subsidiaries, American Mayflower Life Insurance Company of New York (American Mayflower) and Jamestown Life Insurance Company (Jamestown). First Colony Life, American Mayflower, and Jamestown are life insurance companies and are referred to collectively as the "Insurance Companies."

2. For the three months ended March 31, 1996 and 1995, the effective tax rate was 35.3% and 35.1%, respectively.

      Income tax payments totalled $9,211 for the three month period ended March 31, 1996, compared to refunds of $9,204 for the three-month period ended March 31, 1995.

3. Interest paid on indebtedness amounted to $5,797 for the quarters ended March 31, 1996 and 1995.

                      FIRST COLONY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (In Thousands)
                                     (Unaudited)


4.    The effect of reinsurance on premiums and expenses is as follows:


                                                 Three Months Ended
                                                      March 31

                                                   1996        1995

      Direct premiums                           $173,118    $163,486
      Reinsurance assumed                         26,863      13,819
      Reinsurance ceded                          (22,515)    (17,573)
             Total net premiums                 $177,466    $159,732

      Ceded reinsurance netted
         against benefits and expenses          $ 32,181    $ 34,479

      Net reinsurance (costs) for
         universal life contracts               $ (4,643)   $ (4,005)


      Components of the reinsurance recoverable asset are as follows:



                                               March 31,   December 31
                                                  1996         1995

      Ceded reserves                            $100,419    $ 94,102
      Ceded claims liability                      16,682      12,468
      Ceded - Other                                8,274       8,774
          Total                                 $125,375    $115,344

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since year-end 1995.

RESULTS OF OPERATIONS

     First Colony operates principally in a single business segment selling individual life and annuity products. For the purpose of analyzing operating results it splits the segment into three lines; annual life insurance, single premium immediate annuities(SPIAs) and accumulation products.

Following is an analysis of income before income taxes for the quarters ended March 31 (in thousands):

                                                  1996        1995

Pretax operating income                         $50,159     $39,566
Realized gains on investments                    10,301      11,468
Amortization effects related to
  realized gains on investments                    (261)       (277)
Income before income taxes                      $60,199     $50,757


Pretax operating income is defined as income before income taxes excluding net realized gains or losses on investments and the effect of related amortization. Pretax operating income was $50.2 million for the first quarter of 1996, up 27% over the first quarter of 1995. Pretax operating income benefited from the earnings on the growing life and immediate annuity in force business and relatively better life insurance and annuity mortality costs.

Realized gains are not included as part of the Company's operating income for analytical purposes. Realized gains on fixed maturities are an accelerated source of profit and the "amortization effects" related to these gains refer to the amortization of deferred policy acquisition costs. In accordance with generally accepted accounting principles, the amortization of deferred policy acquisition costs for certain products is based on estimated gross profits, including profits from investment gains, prepayment speeds of principal underlying investments in CMOs and mortality. Changes in market interest rates affect bond calls and CMO prepayment speeds, which affect the amount and timing of the receipt of the investment income from these investments. Periodically, the gross profit and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to the statement of income.

The following table sets forth revenues, income before income taxes and assets for the periods indicated for each of the lines of business. Operating revenues include premiums, net investment income, mortality, surrender and administrative charges and excludes realized gains on investments. Assets, investment income, net realized gains and certain expense elements are allocated to a line of business on bases that management considers reasonable.



Dollars in millions                                   Three months ended
                                                            March 31
                                                         1996       1995
Revenues:
  Annual Life Insurance
            - Operating                               $  143.0   $  126.5
            - Net realized gains                           0.2        5.7
            - Total                                      143.2      132.2

  SPIA
            - Operating                                  201.5      185.2
            - Net realized gains                          12.5        4.4
            - Total                                      214.0      189.6

  Accumulation products
            - Operating                                   56.9       53.4
            - Net realized gains                          (2.4)       1.4
            - Total                                       54.5       54.8

  Total
            - Operating                                  401.4      365.1
            - Net realized gains                          10.3       11.5
            - Total                                   $  411.7   $  376.6

Income before income taxes:
  Annual Life Insurance
            - Operating                               $   23.9   $   19.1
            - Net realized gains                           0.2        5.7
            - Amortization effects                         0.0        0.0
            - Total                                       24.1       24.8
  SPIA
            - Operating                                   14.1       11.0
            - Net realized gains                          12.5        4.4
            - Amortization effects                         0.0        0.0
            - Total                                       26.6       15.4

  Accumulation products
            - Operating                                   12.2        9.5
            - Net realized gains                          (2.4)       1.4
            - Amortization effects                        (0.3)      (0.3)
            - Total                                        9.5       10.6
  Total
            - Operating                                   50.2       39.6
            - Net realized gains                          10.3       11.5
            - Amortization effects                        (0.3)      (0.3)
            - Total                                  $    60.2   $   50.8

Assets:
  Annual Life Insurance                              $ 2,224.9   $1,887.6
  SPIA                                                 5,806.3    5,071.7
  Accumulation products                                2,686.8    2,569.3
  Total                                              $10,718.0   $9,528.6

QUARTERS ENDED MARCH 31, 1996 AND 1995

     Total revenues for the first quarter ended March 31, 1996 increased 9% compared to the first quarter of 1995 for the reasons discussed below.

     Premiums. Premiums for the quarter ended March 31, 1996, were $177.5 million, an increase of 11% from the first quarter of 1995. Life insurance premiums increased to $92.1 million for the quarter ended March 31, 1996, up 17% from the prior year reflecting new sales and good persistency of the in-force business. Life contingent SPIA premiums of $85.4 million for the quarter increased 6% compared to the first quarter of 1995.

     Net Investment Income.    Net investment income increased to $196.2
million for the quarter ended March 31, 1996, up 9% over the comparable
1995 period. The increase reflects primarily a 12% growth of invested assets from March 31, 1995, due primarily to new deposits on investment contracts and premium income. Higher CMO prepayment speeds generated higher investment income in the current quarter of $0.5 million net of related deferred acquisition cost amortization while lower CMO prepayment speeds in 1995 generated lower investment income of $0.3 million net of related amortization. The effective yield on invested assets (excluding FASB 115) was 8.76% for the three months ended March 31, 1996, compared to 8.79% for the three months ended March 31, 1995.

     Mortality, Surrender and Administrative Charges.    Mortality,
surrender and administrative charges increased to $27.7 million for the quarter ended March 31, 1996, up 7% over the comparable 1995 period. The quarter benefited from higher mortality and administrative charges for universal life products due to new sales and favorable persistency of the in-force business.

     Total Benefits.    Total benefits for the quarter ended March 31,
1996, increased to $308.1 million, up 7% from the first quarter of 1995. Life insurance benefits increased to $89.6 million, up 12% over the comparable 1995 period. The increase was primarily derived from life mortality benefits, which increased 14%, to $51.8 million in 1996, and to life policy reserves and other life benefits which increased 11%, to $37.8 million in 1995. The increase to benefits is attributable to a 21% growth of the in-force business. First quarter life insurance mortality experience was better than assumed in pricing and better relative to 1995. For the quarter, SPIA benefits and reserves increased to $179.4 million, up 7% from 1995. The increase is due to interest accumulation on in-force business and $9.6 million higher annuity benefit payments. Accumulation product benefits decreased to $39.1 million, down 3% over the first quarter of 1995, reflecting $0.4 million lower mortality and $1.0 million lower reserves and other benefit costs.

     Total Expenses.    Total expenses for the quarter ended March 31,
1996, increased to $43.4 million, up 13% from last year. Commissions net of deferral decreased to $8.0 million for the quarter, down 8%. The decrease to commissions is due to lower renewal commissions on products currently being sold. Amortization of intangible assets increased to $14.9 million for the quarter ended March 31, 1996, up 39% from the comparable 1995 period. The increase is due primarily to $4.2 million higher amortization of deferred policy acquisition costs. General and administrative and other expenses increased 10% to $17.4 million. The increase is due principally to higher payroll costs and professional fees in the first quarter of 1996.


     Income Before Income Taxes.    Income before income taxes, which
includes realized investment gains and the effect of related amortization was $60.2 million for the quarter ended March 31, 1996, up 19% from the comparable 1995 period.

     Pretax operating income, which excludes realized investment gains and the effect of related amortization, was $50.2 million for the quarter, up 27% from the first quarter of 1995. Pretax operating income for the quarter benefited from the earnings on the growing life and immediate annuity in force business and relatively better life insurance and immediate annuity mortality costs.

     Income Taxes.    Income taxes increased to $21.3 million for the
quarter ended March 31, 1996, up 19% compared to 1995. The increase is due to higher operating earnings and a slightly higher operating tax rate.

     Realized Gains on Investments.    After-tax realized investment gains
including the effects of related amortization were $6.5 million for the quarter ended March 31, 1996, compared to $7.2 million for the comparable 1995 period.

     Net income.    Net income increased to $38.9 million for the quarter
ended March 31, 1996, up 18% from the comparable 1995 period. The increase is principally due to higher net operating earnings offset by slightly lower net realized investment gains.

FINANCIAL CONDITION

     Liquidity and Capital Resources.    First Colony Life's businesses
produce positive cash flows which are invested primarily in investment grade bonds with maturities closely matched with future cash flow needs. Principal sources of funds at First Colony Life are premiums and other considerations received, net investment income received and proceeds from investments called, matured, redeemed or sold. The principal uses of these funds by First Colony Life are the payment of benefits on life insurance and annuity policies, operating expenses and the purchase of investments.

Net cash provided by operating activities was $68.7 million and $85.3 million in the three months ended March 31, 1996 and 1995, respectively. Cash provided by operating activities benefited from higher net investment income cash flows offset by higher tax payments in 1996. Net cash used by investing activities was $172.2 and $254.2 million in the three months ended March 31, 1996 and 1995, respectively.

     First Colony Life's financing activities relate primarily to its universal life insurance and annuity products with benefits payable for a stated period. First Colony Life's cash management strategy occasionally results in the need for short-term borrowing to meet current commitments. The net cash provided by financing activities amounted to $79.9 million and $138.2 million for the three months ended March 31, 1996 and 1995, respectively.

     First Colony is an insurance holding company and its principal sources of cash are dividends from and an investment management and services agreement with First Colony Life. The Company's primary uses of cash have been for common and preferred shareholder dividends, debt service, operating expenses and a common stock investment portfolio. Future cash requirements will be primarily for debt service cost on the Company's Senior Notes, short-term borrowing, dividends on the Variable Term Preferred Stock, common shareholder dividends and operating expenses.

     Given First Colony's cash flow and current financial results, management of the Company believes that the cash flow from the operating and financing activities of First Colony Life over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds so that the Company will be able to make dividend payments, satisfy debt service obligations and pay other operating expenses.

     First Colony Life's investment portfolio consists of high quality assets which produce a reasonable rate of return with maturities closely matched to future cash flow needs. At March 31, 1996, the bond portfolio had an average Moody's rating of A-1. At March 31, 1996, bonds below investment grade represented 2.2% of the bond portfolio based on par value.

     The mark-to-market requirements of FASB 115 for the available-for-sale portfolio resulted in unrealized gains of $54.2 million (net of the related effect of deferred policy acquisition costs and deferred income taxes) or $1.10 per share for the quarter ended March 31, 1996, compared to unrealized gains of $208.3 million, or $4.22 per share at December 31, 1995. Market values decreased during the first quarter as a result of rising yields in the bond market. Fixed maturity investments in the held-to-maturity category represented approximately 47% of the fixed maturity portfolio. The Company does not have a trading portfolio, nor did it invest in derivative financial instruments for the period ended March 31, 1996.

     At March 31, 1996, approximately 16% of First Colony's investment portfolio was invested in mortgage-backed obligations, 98% of which are collateralized mortgage obligations (CMOs) secured by residential mortgages. Certain of these CMOs are subject to prepayment risk in a falling interest rate environment which impacts total yield but does not affect the recoverability of principal. During the first three months of 1996, cash payments of principal received on CMOs were $49.9 million versus
$9.7 million last year due to a falling interest rate environment that existed during late 1995 and early 1996. Future levels of CMO prepayments are dependent principally upon the direction of future interest rates.

     PART II - OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K

     a. Exhibits

        None


     b. Reports on Form 8-K

        Registrant filed a Form 8-K on May 8, 1996 which contained a supplemental financial report concurrent with the press release of the current quarter's operating results for the period ended
        March 31, 1996.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST COLONY CORPORATION

                                           (Registrant)


     Date:  May 14, 1996         By:   s/Ronald V. Dolan
                                 President

     Date:  May 14, 1996         By:   s/Peter W. Karras
                                 Secretary and Treasurer