Form 10-Q
period 1996-06-30
FIRST COLONY CORP
filed 1996-08-14
CIK 892893

Page 1 of 18
Pages



                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

              For the quarter Ended June 30, 1996

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

Registrant's telephone number, including area code - (804)
775-0300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                       No

Number of shares of common stock, no par value, outstanding as of July 31, 1996: 49,303,281




                         FIRST COLONY CORPORATION


                                 I N D E X


Page

   Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995       3 - 4


      Consolidated Statements of Income
          Three Months and Six Months Ended
               June 30, 1996 and 1995                      5


      Consolidated Statements of Shareholders' Equity

               Six Months Ended June 30, 1996 and 1995     6

      Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1996 and 1995      7

     Notes to Consolidated Financial Statements         8 - 9



  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition        10-16


PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                17

SIGNATURES                                               18








PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               FIRST COLONY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                            (In Thousands)
                           (1996 Unaudited)

                                    June 30    December 31

                                        1996  1995
Investments:
  Fixed maturities held to maturity, at
   amortized cost:
    Bonds (Fair value: 1996 $4,223,121;
    1995, $4,660,947)              $ 4,032,551     $ 4,070,476



  Fixed maturities available for sale,
   at fair value:
    Bonds (Amortized cost: 1996, $4,678,704;
     1995, $4,242,361)               4,709,322       4,602,319

 Preferred stock, redeemable (Amortized
     cost: 1996, $73,698; 1995, $77,465)  81,748        96,479

  Equity securities, at market value
    Preferred stock, nonredeemable (cost: 1996,
     $230,933; 1995, $274,328)           256,721        321,118

 Common stock (cost: 1996, $29,594;

           1995, $28,476)                  37,125         32,935

  Policy loans                         216,935        207,854
Other long-term investments             38,277         40,637
Short-term investments                  11,790         14,160
      Total investments                9,384,469      9,385,978

Cash and cash equivalents                  42,456        46,125
Accrued investment income                 165,478       161,689
Deferred policy acquisition costs         977,361       874,586
Reinsurance receivable                    126,106       115,344
Property and equipment, less
  accumulated depreciation                 45,181        44,697
Goodwill, less accumulated amortization    30,789        31,385
Other assets                               69,243        60,805

   Total assets                       $10,841,083   $10,720,609









See accompanying notes to consolidated financial statements.


               FIRST COLONY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            (In Thousands)
                           (1996 Unaudited)


                                      June 30       December 31
LIABILITIES AND SHAREHOLDERS' EQUITY    1996            1995

Liabilities:
  Policy liabilities:
    Future policy benefits           $ 6,198,404     $ 5,932,338

  Claims                                  52,084          52,569

    Total policy liabilities
       and accruals                    6,250,488       5,984,907

  Deposits on investment contracts     2,621,971       2,521,657

Other policyholder funds               116,636         132,678
Other liabilities                      117,233          93,881
Long-term debt                         174,852         174,843
Deferred income taxes                  214,010         328,238

      Total liabilities                9,495,190       9,236,204

Shareholders' equity:
  Preferred stock - No par value; authorized
    15,000 shares; issued and outstanding,
    3,200                                80,000           80,000

Common stock - No par value; authorized
    150,000 shares; issued and outstanding
    49,303 shares                       312,917          312,888

Net unrealized appreciation of
    fixed maturities                     13,937          208,288

 Net unrealized appreciation of equity
    securities                           22,989           34,644

Retained earnings                       916,050          848,585

      Total shareholders' equity      1,345,893        1,484,405


      Total liabilities and shareholders'
         equity                     $10,841,083      $10,720,609






See accompanying notes to consolidated financial statements.


                 FIRST COLONY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                              (In Thousands)
                                (Unaudited)

                      Three months ended         Six months ended

                          June 30                   June 30

                    1996        1995          1996        1995


Revenues:

Life insurance premiums  $ 96,862  $  84,978  $ 188,968  $163,988

Life contingent
annuity premiums           78,879     106,069   164,239   186,791

     Total premiums       175,741     191,047   353,207   350,779


  Net investment income     198,925   184,055  395,156    363,522

 Mortality, surrender &
    administrative charges   29,172    25,619   56,897     51,484

 Realized gains on
              investments    11,008     20,909  21,309     32,377

     Total revenues         414,846    421,630  826,569   798,162
Benefits:
  Life and annuity
  benefits paid             131,353    123,003  264,841   240,356

 Increase in reserves       175,098    196,269  349,756   366,433

     Total benefits         306,451    319,272  614,597   606,789
Expenses:
  Commissions                 8,648      9,103    16,625   17,852

 General and administrative
    and other expenses       17,942     16,492    35,382   32,281

 Amortization of intangible
    assets                   14,248      9,128    29,140   19,823

 Debt service cost            3,052      3,024     6,121    6,049

     Total expenses          43,890     37,747    87,268   76,005

     Total benefits
     and expenses           350,341    357,019   701,865  682,794

Income before income taxes   64,505     64,611   124,704  115,368
Income taxes                 22,800     22,850    44,076   40,672
Net income                   41,705     41,761    80,628   74,696

Dividends on preferred stock    935        997      1,823   1,746
Earnings available for common
shareholders               $ 40,770    $ 40,764     78,805 72,950


Net income per share of common
  stock                    $   0.82    $  0.83   $   1.59  $ 1.48
Cash dividends paid per share of
  common stock             $  0.115    $ 0.100  $  0.230  $ 0.200
Shares used to compute net income
  per share of common stock  49,429      49,361   49,429   49,361






See accompanying notes to consolidated financial statements.

                 FIRST COLONY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          (In Thousands)
                                (Unaudited)


                                Six Months Ended

                                    June 30


                                 1996                  1995



                                Shares  Amounts   Shares  Amounts


Preferred Stock, no par value
  (authorized 15,000 shares
   issued and outstanding 3,200)
  Beginning and ending balance   3,200  $ 80,000  3,200  $ 80,000


Common Stock, no par value
  (authorized 150,000 shares
   issued and outstanding 49,303
   in 1996 and 49,302 in 1995)
  Beginning balance           49,302 $ 312,888  49,301  $ 312,879

 Exercise of stock options         1        29       1          9

 Ending balance               49,303   312,917  49,302    312,888

Net unrealized appreciation
of fixed maturities:
  Beginning balance                    208,288          (114,937)

 Net change in unrealized gains or
    losses net of (i) deferred
    taxes (benefit) of ($104,650) in 1996
    and $106,924 in 1995; (ii) deferred
    policy acquisition costs of($38,800)
    in 1996 and $52,500 in 1995        (194,351)         198,575

  Ending balance, net of (i)
    deferred taxes of $7,505 in
    1996 and $45,035 in 1995; (ii)
    deferred policy acquisition
    costs of $10,000 in 1996 and
    $25,500 in 1995.                     13,937            83,638


Net unrealized appreciation of
equity securities:
  Beginning balance                     34,644             16,293

 Net change in unrealized gains or
    losses net of deferred taxes
    (benefit) of ($6,275) in 1996 and
    $12,085 in 1995.                  (11,655)            22,443

 Ending balance, net of deferred
    taxes of $10,330 in 1996 and
    $18,809 in 1995.                    22,989             38,736

Retained earnings:
  Beginning balance                     848,585           720,307

 Net income                              80,628            74,696

 Cash dividends to shareholders:
    Preferred stock                     (1,823)           (1,746)

   Common stock                        (11,340)           (9,860)
Ending balance                          916,050           783,397


Total shareholders' equity            $1,345,893       $1,298,659

See accompanying notes to consolidated financial statements.


                FIRST COLONY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                             Six Months Ended

                                                    June 30




                                                  1996      1995


Cash and cash equivalents at beginning
  of period                                   $  46,125  $ 54,817


Cash flows from operating activities:
  Net income                                     80,628    74,696

 Adjustments to reconcile net income to cash
      provided from operating activities:
    Increase in policy liabilities
      and accruals                              213,127   233,440

    Depreciation, depletion and amortizaton      31,997    22,546




    Federal income taxes                      (6,224)   23,316

Change in other policyholders' funds         (19,274)   30,077

 Accrual of discounts on fixed maturities    (52,833) (49,389)

Deferred policy acquisition costs            (92,121) (101,418)

 Change in reinsurance recoverable           (10,762)   (16,889)



    Realized gains on investments           (21,309)    (32,377)

  Other                                       7,574       1,087

         Net cash provided from
          operating activities               130,803     185,089




Cash flows used in investing activities
  Fixed maturities available-for-sale:
    Purchases                               (674,849)   (606,635)

   Sales                                     105,909     224,507

  Maturities, calls and redemptions          155,462      60,244



           Fixed maturities held-to-maturity:

                      Purchases              (72,034)   (297,815)

   Maturities, calls and redemptions          152,958      56,704





  Purchase of other investments                (3,325)  (31,558)

 Sale or maturity of other investments         54,783    72,971
Other                                          (9,640)   (24,443)

    Net cash used by
        investing activities                  (290,736) (546,025)


Cash flows from financing activities:
  Investment contracts                         104,147    245,597

 Universal life contracts                       42,505     83,003

 Short term borrowing                           17,071
Dividend to shareholders                        (7,488)  (11,653)

 Other                                            29           9

    Net cash provided from
        financing activities                    156,264   316,956


Decrease in cash and cash equivalents           (3,669)  (43,980)

Cash and cash equivalents at end of period    $ 42,456   $ 10,837




See accompanying notes to consolidated financial statements.


                 FIRST COLONY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (In Thousands)
                                (Unaudited)

1.   The accompanying unaudited consolidated financial statements
have been      prepared in accordance with the instructions to
Form 10-Q and in      conformity with generally accepted
accounting principles and reflect all      adjustments which are,
in the opinion of management, necessary for a      fair
presentation of the interim periods. All such adjustments are of
a      normal recurring nature.  The results for the six-month
period ended      June 30, 1996 are not necessarily indicative of
the results to be      expected for the full year ending December
31, 1996.  For further      information, refer to the
consolidated financial statements and      footnotes included in
the Company's annual report on Form 10-K for the      year ended
December 31, 1995.

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


2.   For the quarters ended June 30, 1996 and 1995, the effective
tax rate      was 35.3%.  For the six months ended June 30, 1996
and 1995, the      effective tax rate increased to 35.3%, up from
35.2%.

     Income tax payments totalled $41,089 and $50,300 for the
three and six-     month periods ended June 30, 1996, compared to
$26,559 and $17,355 for      the three and six-month periods
ended June 30, 1995.

3.   Interest paid on indebtedness was $5,797 for the six months
ended June      30, 1996 and 1995.  No interest payments were due
or paid during the      second quarter of 1996 or 1995.





                 FIRST COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (In Thousands)
                                (Unaudited)



4. The effect of reinsurance on premiums and expenses is as follows:


                      Three Months Ended    Six Months Ended

                           June 30              June 30



                              1996      1995       1996      1995

    Direct Premiums         $179,546  $190,034  $352,664 $353,520

      Reinsurance assumed     18,516    20,866    45,379   34,685

       Reinsurance ceded    (22,321)  (19,853)  (44,836) (37,426)

         Total net premiums $175,741  $191,047  $353,207 $350,779

     Ceded reinsurance netted
      against benefits and
      expenses              $ 29,578  $ 38,977  $ 61,759 $ 73,456

        Net reinsurance (costs)
        for universal life
        contracts           $ (4,705) $ (4,112) $ (9,348)$(8,117)


     Components of the reinsurance recoverable asset are as follows:

                                        June 30  December 31

                                         1996       1995

     Ceded reserves                    $106,518  $  94,102
Ceded claims liability                   11,347     12,468
Ceded - Other                             8,241      8,774

 Total                                 $126,106  $ 115,344



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

RESULTS OF OPERATIONS

     First Colony operates principally in a single business segment selling individual life and annuity products. For the purpose of analyzing operating results it splits the segment into three lines: annual life insurance, single premium immediate annuities (SPIAs), and accumulation products.

Following is an analysis of income before income taxes (in thousands):

                      Three Months Ended    Six Months Ended

                           June 30              June 30

                              1996       1995     1996      1995

Pretax operating income      $52,721   $43,557  $102,880  $83,123
Realized gains on
  investments                11,008     20,909    21,309   32,377
Amortization effects related to
 realized gains on investments  776        145       515    (132)
Income before income taxes   $64,505   $64,611  $124,704 $115,368



Pretax operating income is defined as income before income taxes excluding net realized gains or losses on investments and the effect of related amortization. Pretax operating income was $52.7 million for the quarter ended June 30, 1996, up 21% over the same period last year. Pretax operating income was $102.9 million for the six months ended June 30, 1996, up 24% from the same period a year ago. Pretax operating income for the quarter and the six months benefited from the earnings on the growing life and immediate annuity in force business and relatively better life insurance and annuity mortality costs.

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

The following table sets forth revenues, income before income taxes and assets for the periods indicated for each of the lines of business. Operating revenues include premiums, net investment income, mortality, surrender and administrative charges and exclude realized gains on investments. Assets, investment income, net realized gains and certain expense elements are allocated to a line of business on bases that management considers reasonable.


Dollars in millions       Three months ended    Six months ended

                              June 30             June 30

                         1996       1995       1996      1995
Revenues:
  Annual Life Insurance
  - Operating          $  150.4   $  129.9   $ 293.4   $ 256.4
  - Net realized gains      2.6        9.4       2.8      15.1


 - Total                  153.0      139.3     296.2     271.5
SPIA
   - Operating            196.7      214.7     398.2     399.9

   - Net realized gains     9.3        9.9      21.8      14.3

  - Total                 206.0      224.6     420.0     414.2

  Accumulation Products
          - Operating       56.8       56.1     113.7     109.5

     - Net realized gains   (0.9)      1.6      (3.3)      3.0

  - Total                   55.9       57.7     110.4     112.5


Total
          - Operating       403.9      400.7     805.3     765.8

      - Net realized gains   11.0       20.9      21.3      32.4

         - Total         $  414.9   $  421.6   $ 826.6   $ 798.2



Income before income taxes:
  Annual Life Insurance
     - Operating         $   28.6   $   22.7   $  52.5   $  41.8

     - Net realized gains     2.6        9.4       2.8      15.1

      - Amortization effects  0.2        0.3       0.2       0.3

    - Total                  31.4       32.4      55.5      57.2


  SPIA
          - Operating        10.2       10.3      24.3      21.3

      - Net realized gains    9.3        9.9      21.8      14.3

      - Amortization effects  0.0        0.0       0.0       0.0

    - Total                  19.5       20.2      46.1      35.6



  Accumulation Products
          - Operating        13.9       10.5      26.1      20.0

      - Net realized gains   (0.9)       1.6      (3.3)      3.0

     - Amortization effects    0.6       (0.1)     0.3      (0.4)

     - Total                  13.6       12.0      23.1      22.6




Total
  - Operating                 52.7       43.5     102.9      83.1

        - Net realized gains  11.0       20.9      21.3      32.4

        - Amortization effects 0.8        0.2       0.5     (0.1)

          - Total         $   64.5   $   64.6  $  124.7  $  115.4

Assets:
  Annual Life Insurance   $2,301.3 $1,963.6  $2,301.3  $1,963.6
SPIA                       5,856.8  5,368.2   5,856.8   5,368.2

 Accumulation Products     2,683.0  2,753.2   2,683.0   2,753.2


  Total                   $10,841.1$10,085.0 $10,841.1 $10,085.0

PERIODS ENDED JUNE 30, 1996 AND 1995

     Total revenues for the quarter ended June 30, 1996 decreased 2% compared to the second quarter of 1995. The decrease for the quarter is due principally to lower premium revenues from life-contingent SPIA's, offset by higher premium revenues from life insurance and higher net investment income. For the six months ended June 30, 1996, revenues increased 4% over last year. The increase for the six months is due principally to higher premium revenues from life insurance and higher net investment income, offset by lower premium revenues from life contingent SPIA's.

     Premiums. Premiums for the quarter ended June 30, 1996, were $175.7 million, a decrease of 8% from the second quarter of 1995.

Life insurance premiums increased to $96.9 million, up 14% from the prior year. Life contingent SPIA premiums of $78.8 million for the quarter decreased 26% compared to the second quarter of 1995.

For the six months ended June 30, 1996, premiums of $353.2 million were 1% higher than last year. Life insurance premiums increased to $189.0 million, up 15% from 1995. Life insurance premiums for both the quarter and six months reflect new sales and renewal premiums on the in-force business. Annuity premiums of $164.2 million were 12% lower than 1995. The decrease for both the quarter and six months is due to lower sales of life contingent single premium immediate annuities.

     Net Investment Income. Net investment income increased to $199.0 million for the quarter ended June 30, 1996, up 8% over the comparable 1995 period. The increase reflects primarily a 8%
growth of invested assets,     excluding FASB 115, from June 30,
1995 due primarily to new deposits on investment contracts and premium income. For the quarter, higher CMO prepayment speeds generated higher investment income of $2.7 million net of related deferred acquisition cost amortization, compared to $0.1MM higher investment income related to CMO prepayments in 1995.

For the six months ended June 30, 1996, net investment income of $395.2 million was 9% higher than last year, reflecting primarily growth of invested assets, up $0.5 billion from June 30, 1995. New deposits on investment contracts and premium income account for the increase in invested assets. Higher CMO prepayment speeds generated higher investment income for the six months of $3.2 million net of related deferred acquisition cost amortization while lower CMO prepayment speeds in 1995 generated lower investment income of $0.2 million net of related amortization. The effective yield on invested assets was 8.84% for the six months ended June 30, 1996, compared to 8.91% for the six months ended June 30, 1995.

     Mortality, Surrender and Administrative Charges. Mortality, surrender and administrative charges increased to $29.2 million for the quarter ended June 30, 1996, up 14% over the comparable 1995 period. For the six months ended June 30, 1996, mortality, surrender and administrative charges increased to $56.9 million, up 10% over 1995. Both the quarter and year-to-date periods benefited from higher mortality and administrative charges for universal life products due to new sales and retention of the in-force business.

     Total Benefits. Total benefits for the quarter ended June 30, 1996, decreased to $306.5 million, down 4% from the second quarter of 1995. Life insurance benefits for the quarter increased to $88.7 million, up 9% over the comparable 1995 period. The increase was primarily the result of higher life mortality benefits, which increased 5%, to $48.5 million in 1996, and higher life policy reserves and other life benefits which increased 15%, to $40.2 million in 1996 on new sales. For the quarter, SPIA benefits and reserves decreased to $178.8 million, down 9% from 1995. The decrease is due principally to lower sales of life contingent SPIAs. Accumulation product benefits decreased to $39.0 million, down 8% from 1995, reflecting $3.6 million lower reserves and other benefit costs.

Total benefits for the six months ended June 30, 1996 increased to $614.6 million, up 1% from 1995. Life insurance benefits increased to $178.3 million, up 11% over 1995, reflecting $8.8 million higher life mortality benefits and $8.7 million higher life policy reserves and other life benefits. The increase in policy benefits is attributable to a 20% growth of the in-force business. Life insurance mortality for the quarter and six months was lower than assumed in pricing and lower relative to 1995's mortality for the comparable periods. Year-to-date, SPIA benefits and reserves decreased to $358.2 million, down 1% from 1995, reflecting lower sales of life contingent SPIA's. Accumulation product benefits for the six months decreased to $78.1 million, down 5% over 1995, reflecting primarily $4.6 million lower reserves and other benefit costs.

     Total Expenses.    Total expenses for the quarter ended June
30, 1996 increased to $43.9 million, up 16% from last year. Commissions net of deferral decreased to $8.6 million for the quarter, down 5%. Amortization of intangible assets increased to $14.2 million for the quarter ended June 30, 1996, up 56% from the comparable 1995 period. The increase is due to $5.2 million higher amortization of deferred policy acquisition costs related to the growing life insurance in force.

Total expenses for the six months ended June 30, 1996 increased to $87.3 million, up 15% from 1995. Commissions net of deferral decreased to $16.6 million, down 7% from last year. The decrease to commissions for the quarter and year is attributable to lower sales of life contingent SPIAs. Amortization of intangible assets increased to $29.1 million, up 47% from last year. The increase is due to an $9.4 million increase in amortization of deferred policy acquisition costs related to the growing life insurance in force.

     Income Before Income Taxes.    Income before income taxes,
which includes realized investment gains and the effect of related amortization was $64.5 million for the quarter ended June 30, 1996, down slightly from the comparable 1995 period. Income before income taxes for the six months ended June 30, 1996 was $124.7 million, up 8% from last year.

Pretax operating income, which excludes realized investment gains and the effect of related amortization, was $52.7 million for the quarter, up 21% from 1995. For the six months ended June 30, 1996, pretax operating income of $102.9 million was up 24% from the comparable 1995 period. Pretax operating income for the quarter and year-to-date benefited from the earnings on the growing life and immediate annuity in force business and relatively better life insurance and immediate annuity mortality.


     Income Taxes. Income taxes were $22.8 million for the quarter ended June 30, 1996, level with 1995. For the six months ended June 30, 1996, income taxes increased to $44.1 million, up 8% compared to 1995. Both the quarter and year to date were affected by higher operating earnings offset by lower realized investment gains. The effective tax rate for the six month period was 35.3%, up slightly from 35.2% for the same period in 1995.

     Realized Gains on Investments.   After-tax realized
investment gains including the effect of related amortization were $7.6 million for the quarter ended June 30, 1996, compared to $13.6 million for the comparable 1995 period. After tax realized investment gains including the effect of related amortization were $14.1 million for the six months ended June 30, 1996, compared to $20.8 million in 1995. The decrease is due primarily to the Company's election to take capital gains in the common stock portfolio during 1995, which was not repeated in 1996.

     Net income.    Net income was $41.7 million for the quarter
ended June 30, 1996, down slightly from $41.8 million in 1995. For the six months ended June 30, 1996, net income increased to $80.6 million, up 8% from the comparable 1995 period. The increase for the year is principally due to higher net operating earnings offset by lower investment gains.

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

     Net cash provided by operating activities was $130.8 million and $185.1 million in the six months ended June 30, 1996 and 1995, respectively. Cash provided by operating activities was lower in the current period due primarily to higher tax payments in 1996.

     First Colony Life's financing activities relate primarily to its universal life insurance and annuity products with benefits payable for a stated period. First Colony Life's cash management strategy occasionally results in the need for short term borrowing to meet current commitments. The net cash provided by financing activities amounted to $156.3 million and $316.9 million for the six months ended June 30, 1996 and 1995, respectively. The 1996 period reflects lower sales of single premium universal life and investment contracts.

     Net cash used by investing activities was $290.7 million and $546.0 million in the six months ended June 30, 1996 and 1995, respectively. The cash used by investing activities in the current period was lower than last year as explained above.

     First Colony is an insurance holding company and its principal sources of cash are dividends from and an investment management and services agreement with First Colony Life. The Company's primary uses of cash have been for common and preferred shareholder dividends, debt service, operating expenses and a common stock investment portfolio. Future cash requirements will be primarily for debt service cost on the Company's Senior Notes, dividends on the Variable Term Preferred Stock, common shareholder dividends and operating expenses.

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

     First Colony Life's investment portfolio consists of high quality assets which produce a reasonable rate of return with maturities closely matched to future cash flow needs. At June 30, 1996, the bond portfolio had an average Moody's rating of A-1. At June 30, 1996, bonds below investment grade represented 2.1% of the bond portfolio based on par value.

     The mark-to-market requirements of FASB 115 for the available-for-sale portfolio resulted in unrealized gains of $13.9 million (net of the related effect of deferred policy acquisition costs and deferred income taxes) or $0.28 per share at June 30, 1996, compared to unrealized gains of $208.3 million, or $4.22 per share at December 31, 1995. Market values decreased during the six month period as a result of rising yields in the bond market. Fixed maturity investments in the held-to-maturity category represented approximately 46% of the fixed maturity portfolio. The Company does not have a trading portfolio, nor does it invest in derivative financial instruments.

     At June 30, 1996, approximately 16% of First Colony's investment portfolio was invested in mortgage-backed obligations, 99% of which are collateralized mortgage obligations (CMOs) secured by residential mortgages. Certain of these CMOs are subject to prepayment risk in a falling interest rate environment which impacts total yield but does not affect the recoverability of principal. During the first six months of 1996, cash payments of principal received on CMOs were $117.5 million versus $32.2 million last year. Future levels of CMO prepayments are dependent principally upon the direction of future interest rates.

     During the second quarter, First Colony Life's AA+ (excellent) rating was downgraded to AA- (excellent) by Standard & Poor's. Also, in light of the announcement that the Company was considering various strategic options, Standard & Poor's placed First Colony Life on CreditWatch with developing implications. This reflects the possibility that the rating could be raised or lowered based on the outcome of this review.



Subsequent Event

On August 5, 1996, the Company and General Electric Capital Corporation announced the signing of a definitive agreement for the sale of the Company to GE Capital. The Company's principal subsidiaries, First Colony Life Insurance Company and American Mayflower Life Insurance Company of New York, will become subsidiaries of GE Capital Assurance, a GE Capital company.

The cash purchase price will be $36.15 per share of the Company's common stock for a total value to First Colony shareholders of approximately $1.8 billion. Following regulatory and shareholder approval, the transaction is expected to close by year-end.


Ratings

Concurrent with the acquisition announcement the following rating agencies have adjusted their ratings for First Colony Life and American Mayflower Life of New York.

A.M. Best Company has placed the A++ (Superior) Best's rating of
First Colony Life and its subsidiary, American Mayflower Life of
New York, under review with developing implications.

Standard & Poor's has revised its CreditWatch implications on the double-A'-minus claims-paying ability ratings of First Colony
Life Insurance Company and its primary subsidiary, American
Mayflower Life of New York, to positive from "developing."

Duff & Phelps Credit Rating Company has placed the AA+ (Double-A-
Plus) claims paying ability ratings of First Colony Life and its wholly owned subsidiary American Mayflower Life of New York, and the 'AA (Double-A) senior debt rating and 'AA-" (Double-A-Minus) preferred stock rating of First Colony Corporation on Rating Watch--Developing.

Moody's Investors Service placed the senior debt and preferred stock ratings of A2 of First Colony Corporation and the financial strength rating of Aa3 of First Colony Life and American
Mayflower Life of New York under review for possible upgrade.





                        PART II - OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K

     a. Exhibits

        10.12.1   Form of Change in Control and Termination
Agreement, dated March 23, 1995, as amended April 2, 1996, and

May 15, 1996, with Messrs. Gottwald, Dolan and Karras.

        10.12.2   Form of Change in Control and Termination
Agreement, dated March 23, 1995, as amended April 2, 1996, and
May 15, 1996, with Messrs. Britton, Whaley, and Larsen.

        10.12.3  Form of Change in Control and Termination
Agreement, dated March 23, 1995, as amended April 2, 1996, and
May 15, 1996, with Messrs. Weishan, Guengerich, Smith and certain officers of subsidiaries of First Colony Corporation.

        10.13.1   Form of Option Agreement, dated December 22,
1993, as amended effective November 28, 1995 and April 2,
1996, with Messrs. Gottwald, Dolan, Karras, Britton,
Whaley, Weishan, Guengerich, Larsen, Smith and one officer of a subsidiary of First Colony Corporation.

        10.13.2   Form of Option Agreement, dated December 12,
1994, as amended effective November 28, 1995 and April 2,
1996, with Messrs. Gottwald, Dolan, Karras, Britton,
Whaley, Weishan, Guengerich, Larsen, Smith and one officer of a subsidiary of First Colony Corporation.

        10.13.3   Form of Option Agreement, dated November 28,
1995, as amended effective April 2, 1996, with Messrs.
Gottwald, Dolan, Karras, Britton, Whaley, Weishan,
Guengerich, Larsen, Smith and one officer of a subsidiary of First Colony Corporation.


     b. Reports on Form 8-K

        Registrant filed a Form 8-K on August 8, 1996, which contained the Agreement and Plan of Merger with General
Electric Capital Corporation ("General
Electric") and a wholly-owned subsidiary of General
Electric ("Merger Subsidiary") and a press release with respect to the merger of the Registrant with a Merger
Subsidiary.

        In addition, Registrant submitted a supplemental financial report concurrent with the press release of the current quarter's operating results for the period ended June 30, 1996.






                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange

    Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST COLONY CORPORATION

                                         (Registrant)


     Date:  August 14, 1996      By:   s/Ronald V. Dolan

                                President

     Date:  August 14, 1996      By:   s/Peter W. Karras, CPA

                                Secretary and Treasurer


                         EXHIBIT INDEX



     Page

   10.12.1   Form of Change in Control and Termination Agreement,

            executed March 23, 1995, as amended April 2, 1996, and May 15, 1996, with Messrs. Gottwald, Dolan and
Karras.

   10.12.2   Form of Change in Control and Termination Agreement,

            executed March 23, 1995, as amended April 12, 1996, and May 15, 1996, with Messrs. Britton, Whaley, and Larsen.

  10.12.3    Form of Change in Control and Termination
Agreement, dated March 23, 1995, as amended April 2, 1996, and
May 15, 1996, with Messrs. Weishan, Guengerich, Smith and certain officers of subsidiaries of First Colony Corporation.

   10.13.1 Form of Option Agreement, dated December 22, 1993, as amended effective November 28, 1995 and April 2,
1996, with Messrs. Gottwald, Dolan, Karras, Britton,
Whaley, Weishan, Guengerich, Larsen, Smith and one officer of a subsidiary of First Colony Corporation.

   10.13.2 Form of Option Agreement, dated December 12, 1994, as amended effective November 28, 1995 and April 2,
1996, with Messrs. Gottwald, Dolan, Karras, Britton,
Whaley, Weishan, Guengerich, Larsen, Smith and one officer of a subsidiary of First Colony Corporation.

   10.13.3 Form of Option Agreement, dated November 28, 1995, as amended effective April 2, 1996, with Messrs.
Gottwald, Dolan, Karras, Britton, Whaley, Weishan,
Guengerich, Larsen, Smith and one
officer of a subsidiary of First Colony Corporation.