Form 10-Q
period 1996-09-30
FIRST COLONY CORP
filed 1996-11-14
CIK 892893

Page 1 of 19 Pages



               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549



                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarter Ended September 30, 1996
                   Commission File Number 1-11482



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

                    Yes   X                       No

Number of shares of common stock, no par value, outstanding as of October 31, 1996: 49,304,481





                     FIRST COLONY CORPORATION


                            I N D E X

                                                             Page
                                                            Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995           3 - 4

      Consolidated Statements of Income
         Three Months and Nine Months Ended
         September 30, 1996 and 1995                          5

      Consolidated Statements of Shareholders' Equity
         Nine Months Ended September 30, 1996 and 1995        6

      Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1996 and 1995        7

      Notes to Consolidated Financial Statements            8 - 10


  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition          11-17


PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                  18

SIGNATURES                                                   19

PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

            FIRST COLONY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                        (1996 Unaudited)

                                                  September 30     December 31
                                                     1996             1995
Investments:
  Fixed maturities held to maturity, at
   amortized cost:
    Bonds (Fair value: 1996 $4,341,824;
    1995, $4,660,947)                              $ 4,044,780     $ 4,070,476


  Fixed maturities available for sale,
   at fair value:
    Bonds (Amortized cost: 1996, $4,793,171;
     1995, $4,242,361)                               4,833,115       4,602,319
    Preferred stock, redeemable (Amortized
     cost: 1996, $73,473; 1995, $77,465)                80,952          96,479

  Equity securities, at market value
    Preferred stock, nonredeemable (cost: 1996,
     $222,227; 1995, $274,328)                         250,815         321,118
    Common stock (cost: 1996, $30,230;
     1995, $28,476)                                     38,368          32,935

  Policy loans                                         219,099         207,854
  Other long-term investments                           38,260          40,637
  Short-term investments                                19,862          14,160

      Total investments                              9,525,251       9,385,978

Cash and cash equivalents                               35,998          46,125
Accrued investment income                              175,055         161,689
Deferred policy acquisition costs                      998,346         874,586
Reinsurance receivable                                 131,872         115,344
Property and equipment, less
  accumulated depreciation                              44,907          44,697
Goodwill, less accumulated amortization                 30,491          31,385
Other assets                                            62,863          60,805
      Total assets                                 $11,004,783     $10,720,609









See accompanying notes to consolidated financial statements.
            FIRST COLONY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                        (1996 Unaudited)

                                                  September 30    December 31
LIABILITIES AND SHAREHOLDERS' EQUITY                  1996            1995

Liabilities:
  Policy liabilities:
    Future policy benefits                        $ 6,300,954     $ 5,932,338
    Claims                                             52,370          52,569
      Total policy liabilities and accruals         6,353,324       5,984,907

  Deposits on investment contracts                  2,656,647       2,521,657
  Other policyholder funds                            111,867         132,678
  Other liabilities                                   109,128          93,881
  Long-term debt                                      174,856         174,843
  Deferred income taxes                               218,958         328,238

      Total liabilities                             9,624,780       9,236,204

Shareholders' equity:
  Preferred stock - No par value; authorized
    15,000 shares; issued and outstanding,
    3,200                                              80,000          80,000
  Common stock - No par value; authorized
    150,000 shares; issued and outstanding
    49,304 shares                                     312,940         312,888
  Net unrealized appreciation of
    fixed maturities                                   17,506         208,288
  Net unrealized appreciation of equity securities     25,204          34,644
  Retained earnings                                   944,353         848,585

      Total shareholders' equity                    1,380,003       1,484,405


      Total liabilities and shareholders' equity  $11,004,783     $10,720,609




















See accompanying notes to consolidated financial statements.




                    FIRST COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands except per share amounts)
                                  (Unaudited)

                                   Three months ended         Nine months ended
                                      September 30               September 30
                                    1996        1995         1996         1995
Revenues:

 Life insurance premiums          $ 94,650   $  85,880  $  283,618  $  249,868
 Life contingent annuity premiums   51,804     100,173     216,043     286,964
     Total premiums                146,454     186,053     499,661     536,832

 Net investment income             200,130     191,507     595,286     555,029
 Mortality, surrender &
   administrative charges           30,564      26,916      87,461      78,400
 Realized gains (losses)
   on investments                     (235)      4,669      21,074      37,046
     Total revenues                376,913     409,145   1,203,482   1,207,307
Benefits:
 Life and annuity benefits paid    130,706     119,571     395,547     359,927
 Increase in reserves              147,540     197,161     497,296     563,594
     Total benefits                278,246     316,732     892,843     923,521
Expenses:
 Commissions                         8,053      10,530      24,678      28,382
 General and administrative and
   other expenses                   17,374      14,670      52,756      46,951
 Amortization of intangible assets  16,513      11,387      45,653      31,210
 Debt service cost                   3,042       3,043       9,163       9,092
     Total expenses                 44,982      39,630     132,250     115,635
     Total benefits and expenses   323,228     356,362   1,025,093   1,039,156

Income before income taxes          53,685      52,783     178,389     168,151
Income taxes                        18,815      18,434      62,891      59,106
Net income                          34,870      34,349     115,498     109,045

Dividends on preferred stock           897         714       2,720       2,460
Earnings available for common
shareholders                      $ 33,973   $  33,635     112,778     106,585
Net income per share of common
 stock                            $   0.68   $    0.68  $     2.27  $     2.16
Cash dividends paid per share of
 common stock                     $  0.115   $    0.10  $    0.345  $     0.30
Shares used to compute net income
 per share of common stock          49,713      49,414      49,712      49,414







See accompanying notes to consolidated financial statements.


             FIRST COLONY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (In Thousands)
                            (Unaudited)


                                                 Nine Months Ended
                                                    September 30
                                             1996                  1995

                                       Shares    Amounts     Shares    Amounts

Preferred Stock, no par value
  (authorized 15,000 shares
   issued and outstanding 3,200)
  Beginning and ending balance          3,200  $  80,000     3,200  $  80,000

Common Stock, no par value
  (authorized 150,000 shares
   issued and outstanding 49,304
   in 1996 and 49,302 in 1995)
  Beginning balance                    49,302  $ 312,888    49,301  $ 312,879
  Exercise of stock options                 2         52         1          9
  Ending balance                       49,304    312,940    49,302    312,888

Net unrealized appreciation
of fixed maturities:
  Beginning balance                              208,288             (114,937)
  Net change in unrealized gains or
    losses net of (i) deferred
    taxes (benefit) of ($102,729) in 1996
    and $113,363 in 1995; (ii) deferred
    policy acquisition costs of($35,300)
    in 1996 and $53,100 in 1995                 (190,782)             210,531

  Ending balance, net of (i)
    deferred taxes of $9,426 in
    1996 and $51,474 in 1995; (ii)
    deferred policy acquisition
    costs of $13,500 in 1996 and
    $26,100 in 1995.                              17,506               95,594

Net unrealized appreciation of
equity securities:
  Beginning balance                               34,644               16,293
  Net change in unrealized gains or
    losses net of deferred taxes
    (benefit) of ($5,083) in 1996 and
    $12,580 in 1995.                              (9,440)              23,364
  Ending balance, net of deferred
    taxes of $11,522 in 1996 and
    $19,304 in 1995.                              25,204               39,657

Retained earnings:
  Beginning balance                              848,585              720,307
  Net income                                     115,498              109,045
  Cash dividends to shareholders:
    Preferred stock                               (2,720)              (2,460)
    Common stock                                 (17,010)             (14,791)
Ending balance                                   944,353              812,101

Total shareholders' equity                   $ 1,380,003           $1,340,240

See accompanying notes to consolidated financial statements.

                FIRST COLONY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                         Nine Months Ended
                                                            September 30
                                                          1996        1995


Cash and cash equivalents at beginning of period       $  46,125   $  54,817

Cash flows from operating activities:
  Net income                                             115,498     109,045
  Adjustments to reconcile net income to cash
      provided from operating activities:
    Increase in policy liabilities
       and accruals                                      292,599     359,484
    Depreciation, depletion and amortization              49,927      35,317
    Federal income taxes                                   4,408      27,614
    Change in other policyholders' funds                 (22,630)     11,293
    Accrual of discounts on fixed maturities             (77,441)    (73,210)
    Deferred policy acquisition costs                   (132,694)   (145,344)
    Change in reinsurance recoverable                    (16,528)    (16,472)
    Realized gains on investments                        (21,074)    (37,046)
    Other                                                 (2,642)     (4,670)
      Net cash provided from
        operating activities                             189,423     266,011


Cash flows used in investing activities
  Fixed maturities available-for-sale:
    Purchases                                           (914,016)   (893,600)
    Sales                                                185,060     300,245
    Maturities, calls and redemptions                    211,199      95,621

  Fixed maturities held-to-maturity:
    Purchases                                           (101,052)   (328,345)
    Sales                                                              3,747
    Maturities, calls and redemptions                    186,306      94,160

  Purchase of other investments                           (4,371)    (36,409)
  Sale or maturity of other investments                   73,482      97,972
  Other                                                  (20,590)    (31,463)
      Net cash used by
        investing activities                            (383,982)   (698,072)

Cash flows from financing activities:
  Investment contracts                                   138,076     297,351
  Universal life contracts                                60,403     119,439
  Dividend to shareholders                               (14,110)    (17,314)
  Other                                                       63           9
      Net cash provided from
        financing activities                             184,432     399,485

Decrease in cash and cash equivalents                    (10,127)    (32,576)

Cash and cash equivalents at end of period            $   35,998   $  22,241



See accompanying notes to consolidated financial statements.
             FIRST COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In Thousands)
                          (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods. All such adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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


2. For the quarters ended September 30, 1996 and 1995, the effective tax rate increased to 35.0%, up from 34.9%. For the nine months ended September 30, 1996 and 1995, the effective tax rate increased to 35.3%, up from 35.2%.

     Income tax payments totalled $8,184 and $58,484 for the three and nine month periods ended September 30, 1996, compared to $14,137 and $31,492 for the three and nine-month periods ended
September 30, 1995.

3. Interest paid on indebtedness was $5,797 and $11,594 for the three and nine months ended September 30, 1996 and 1995.




            FIRST COLONY CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands)
                            (Unaudited)



4. The effect of reinsurance on premiums and expenses is as follows:


                                     Three Months Ended        Nine Months Ended
                                       September 30              September 30

                                     1996        1995        1996        1995

   Direct Premiums                 $151,355    $179,510    $504,019    $533,030
   Reinsurance assumed               17,350      26,515      62,729      61,200
   Reinsurance ceded                (22,251)    (19,972)    (67,087)    (57,398)
         Total net premiums        $146,454    $186,053    $499,661    $536,832

   Ceded reinsurance netted
   against benefits and expenses   $ 25,905    $ 29,000    $ 87,664    $102,456

   Net reinsurance (costs) for
   universal life contracts        $ (4,801)   $ (4,320)   $(14,149)   $(12,437)


  Components of the reinsurance recoverable asset are as follows:

                                                    September 30  December 31
                                                        1996         1995

      Ceded reserves                                 $ 112,327    $  94,102
      Ceded claims liability                            11,133       12,468
      Ceded - Other                                      8,412        8,774
        Total                                        $ 131,872    $ 115,344



5.  Acquisition

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

    The Company has issued a proxy statement dated October 28, 1996, in conjunction with the announcement of a special meeting of shareholders to vote on the proposed merger with GE Capital. The special meeting of shareholders is scheduled for November 25, 1996, and will be held at the headquarters of First Colony Life Insurance in Lynchburg, Virginia.



             FIRST COLONY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (In Thousands)
                              Unaudited


6. During the quarter ended September 30, 1995, the Company sold $4,989 of a single issuer from the held-to-maturity portfolio, resulting in a realized loss of $1,242. There was a significant deterioration in the issuer's creditworthiness based on a downgrade by Moody's in July
     1995 and the "Creditwatch with negative implications" report issued by Standard & Poor's in August 1995.






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

Following is an analysis of income before income taxes (in thousands):

                                      Three Months Ended     Nine Months Ended
                                          September 30          September 30

                                       1996       1995        1996      1995

Pretax operating income              $53,663     $47,392    $156,543  $130,515
Realized gains (losses)
 on investments                         (235)      4,669      21,074    37,046
Amortization effects related to
 realized gains on investments           257         722         772       590
Income before income taxes           $53,685     $52,783    $178,389  $168,151


Pretax operating income is defined as income before income taxes excluding net realized gains or losses on investments and the effect of related amortization. Pretax operating income was $53.6 million for the quarter ended September 30, 1996, up 13% over the same period last year. Pretax operating income was $156.5 million for the nine months ended September 30, 1996, up 20% from the same period a year ago. Pretax operating income for the quarter and the nine months benefited from the earnings on the growing life and immediate annuity in force business and relatively better life insurance and annuity mortality costs.

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


Dollars in millions                     Three months ended    Nine months ended
                                           September 30          September 30
                                         1996       1995       1996      1995
  Revenues:
  Annual Life Insurance
         - Operating                  $  150.0   $  135.1   $ 443.4   $ 391.5
         - Net realized gains (losses)    (0.2)       1.3       2.6      16.4
         - Total                         149.8      136.4     446.0     407.9
  SPIA
         - Operating                     170.5      212.7     568.7     612.6
         - Net realized gains              0.3        5.2      22.1      19.5
         - Total                         170.8      217.9     590.8     632.1
  Accumulation Products
         - Operating                      56.6       56.7     170.3     166.2
         - Net realized gains (losses)    (0.3)      (1.9)     (3.6)      1.1
         - Total                          56.3       54.8     166.7     167.3
  Total
         - Operating                     377.1      404.5   1,182.4   1,170.3
         - Net realized gains (losses)    (0.2)       4.6      21.1      37.0
         - Total                      $  376.9   $  409.1   1,203.5   1,207.3

Income before income taxes:
  Annual Life Insurance
         - Operating                  $   31.2   $   25.9   $  83.7   $  67.7
         - Net realized gains (losses)    (0.2)       1.3       2.6      16.4
         - Amortization effects            0.1       (0.2)      0.3       0.1
         - Total                          31.1       27.0      86.6      84.2
  SPIA
         - Operating                       9.8       11.0      34.1      32.3
         - Net realized gains              0.3        5.2      22.1      19.5
         - Amortization effects            0.0        0.0       0.0       0.0
         - Total                          10.1       16.2      56.2      51.8
  Accumulation Products
         - Operating                      12.6       10.5      38.7      30.5
         - Net realized gains (losses)    (0.3)      (1.9)     (3.6)      1.1
         - Amortization effects            0.2        0.9       0.5       0.5
         - Total                          12.5        9.5      35.6      32.1
  Total
         - Operating                      53.6       47.4     156.5     130.5
         - Net realized gains (losses)    (0.2)       4.6      21.1      37.0
         - Amortization effects            0.3        0.7       0.8       0.6
         - Total                      $   53.7   $   52.7  $  178.4  $  168.1

Assets:
  Annual Life Insurance               $2,349.5   $2,018.5  $2,349.5  $2,018.5
  SPIA                                 5,988.0    5,538.5   5,988.0   5,538.5
  Accumulation Products                2,667.3    2,760.6   2,667.3   2,760.6


  Total                              $11,004.8  $10,317.6 $11,004.8 $10,317.6



PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     Total revenues for the quarter ended September 30, 1996 decreased 8% compared to the third quarter of 1995. The decrease for the quarter is due principally to lower premium revenues from life-contingent SPIA's, offset by higher premium revenues from life insurance and higher net investment income. For the nine months ended September 30, 1996, revenues were slightly lower than last year. The nine month period was effected by higher premium revenues from life insurance and higher net investment income, offset by lower premium revenues from life contingent SPIA's.

     Premiums.     Premiums for the quarter ended September 30, 1996, were
$146.5 million, a decrease of 21% from the third quarter of 1995. Life insurance premiums increased to $94.6 million, up 10% from the prior year. Life contingent SPIA premiums of $51.9 million for the quarter decreased 48% compared to the third quarter of 1995.

For the nine months ended September 30, 1996, premiums of $499.7 million were 7% lower than last year. Life insurance premiums increased to $283.6 million, up 13% from 1995. Life insurance premiums for both the quarter and nine months reflect new sales and renewal premiums on the in-force business. Annuity premiums of $216.1 million for the nine months were 25% lower than 1995. The decrease for both the quarter and nine months is due to lower sales of life contingent single premium immediate annuities.

     Net Investment Income. Net investment income increased to $200.1 million for the quarter ended September 30, 1996, up 4% over the comparable 1995 period. The increase reflects primarily a 7% growth of invested assets, excluding FASB 115, from September 30, 1995 due primarily to new deposits on investment contracts, premium income and reinvestment of interest income. For the quarter, higher CMO prepayment speeds generated higher investment income of $0.7 million compared to no acceleration effect in 1995.

For the nine months ended September 30, 1996, net investment income of $595.3 million was 7% higher than last year, reflecting primarily growth of invested assets, up $625 million from September 30, 1995. New deposits on investment contracts and premium income account for the increase in invested assets. Higher CMO prepayment speeds generated higher investment income for the nine months of $3.9 million while lower CMO prepayment speeds in 1995 generated lower investment income of $0.2 million. The effective yield on invested assets was 8.86% for the nine months ended September 30, 1996, compared to 9.04% for the nine months ended September 30, 1995.

     Mortality, Surrender and Administrative Charges. Mortality, surrender and administrative charges increased to $30.5 million for the quarter ended September 30, 1996, up 13% over the comparable 1995 period. For the nine months ended September 30, 1996, mortality, surrender and administrative charges increased to $87.4 million, up 11% over 1995. Both the quarter and year-to-date periods benefited from higher mortality and administrative charges for universal life products due to new sales and retention of the in-force business.


     Total Benefits. Total benefits for the quarter ended September 30, 1996, decreased to $278.2 million, down 12% from the third quarter of 1995. Life insurance benefits for the quarter increased to $86.0 million, up 7% over the comparable 1995 period. The increase was primarily the result of higher life mortality benefits on the growing in force business, up to $47.5 million in 1996, and higher life policy reserves and other life benefits which increased 1%, to $38.5 million in 1996. For the quarter, SPIA benefits and reserves decreased to $153.8 million, down 21% from 1995. The decrease is due principally to lower initial reserves as a result of a decline in sales of life contingent SPIAs. Accumulation product benefits decreased to $38.4 million, down 9% from 1995, reflecting $3.7 million lower reserves and other benefit costs.

Total benefits for the nine months ended September 30, 1996 decreased to $892.8 million, down 3% from 1995. Life insurance benefits increased to $264.3 million, up 9% over 1995, reflecting $13.5 million higher life mortality benefits and $9.3 million higher life policy reserves and other life benefits. The increase in policy benefits is attributable to a 17% growth of the in-force business. Life insurance mortality for the quarter and nine months was lower than assumed in pricing and lower relative to 1995's mortality for the comparable periods. Year-to-date, SPIA benefits and reserves decreased to $512.0 million, down 8% from 1995, reflecting lower sales of life contingent SPIA's. Accumulation product benefits for the nine months decreased to $116.5 million, down 7% from 1995, reflecting primarily $8.3 million in lower reserves and other benefit costs.

     Total Expenses.    Total expenses for the quarter ended September 30,
1996 increased to $45.0 million, up 13% from last year. Commissions net of deferral decreased to $8.1 million for the quarter, down 23%. Amortization of intangible assets increased to $16.5 million for the quarter ended September 30, 1996, up 45% from the comparable 1995 period. The increase is due to $5.2 million higher amortization of deferred policy acquisition costs related to the growing life insurance in force.

Total expenses for the nine months ended September 30, 1996 increased to $132.3 million, up 14% from 1995. Commissions net of deferral decreased to $24.7 million, down 13% from last year. The decrease to commissions for the quarter and year is attributable to lower sales of life contingent SPIAs. Amortization of intangible assets increased to $45.7 million, up 47% from last year. The increase is due to an $14.6 million increase in amortization of deferred policy acquisition costs related principally to the growing life insurance in force.

     Income Before Income Taxes.    Income before income taxes, which
includes realized investment gains and the effect of related amortization was $53.7 million for the quarter ended September 30, 1996, up slightly from the comparable 1995 period. Income before income taxes for the nine months ended September 30, 1996 was $178.4 million, up 6% from 1995.

Pretax operating income, which excludes realized investment gains and the effect of related amortization, was $53.6 million for the quarter, up 13% from 1995. For the nine months ended September 30, 1996, pretax operating income of $156.5 million was up 20% from the comparable 1995 period.
Pretax operating income for the quarter and year-to-date benefited from the earnings on the growing life and immediate annuity in force business and relatively better life insurance and immediate annuity mortality.

     Income Taxes. Income taxes were $18.8 million for the quarter ended September 30, 1996, up slightly from the comparable 1995 period. For the nine months ended September 30, 1996, income taxes increased to $62.9 million, up 6% compared to 1995. Both the quarter and year to date were affected by higher operating earnings offset by lower realized investment gains. The effective tax rate for the nine month period was 35.3%, up slightly from 35.2% for the same period in 1995.

     Realized Gains on Investments.   After tax realized investment gains
including the effect of related amortization during the quarter ended September 30, 1996 were $21 thousand. This compares to $3.5 million for the comparable 1995 period. After tax realized investment gains including the effect of related amortization were $14.1 million for the nine months ended September 30, 1996, compared to $24.3 million in 1995. The decrease is due primarily to the Company's election to take capital gains in the common stock portfolio during 1995, which was not repeated in 1996.

     Net income.    Net income was $34.9 million for the quarter ended
September 30, 1996, up slightly from $34.3 million in 1995. For the nine months ended September 30, 1996, net income increased to $115.5 million, up
6% from the comparable 1995 period. The increase for the first nine months of 1996 is principally due to higher net operating earnings offset by lower investment gains.

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

Net cash provided by operating activities was $189.4 million and $266.0 million in the nine months ended September 30, 1996 and 1995, respectively. Cash provided by operating activities was lower in the current period due primarily to lower cash flows from new sales of life contingent immediate annuities.

     First Colony Life's financing activities relate primarily to its universal life insurance and annuity products with benefits payable for a stated period. First Colony Life's cash management strategy occasionally results in the need for short term borrowing to meet current commitments. The net cash provided by financing activities amounted to $184.4 million and $399.5 million for the nine months ended September 30, 1996 and 1995, respectively. The 1996 period reflects lower sales of single premium universal life and investment contracts.

      Net cash used by investing activities was $384.0 million and $698.1 million in the nine months ended September 30, 1996 and 1995, respectively. The cash used by investing activities in the current period was lower than last year principally as a result of lower sales of immediate and deferred annuities and lower realized investment gains.

      First Colony is an insurance holding company and its principal sources of cash are dividends from and an investment management and services agreement with First Colony Life. The Company's primary uses of cash have been for common and preferred shareholder dividends, debt service, operating expenses and a common stock investment portfolio.
Cash requirements for the remainder of the year will be primarily for debt service cost on the Company's Senior Notes, dividends on the Variable Term Preferred Stock, common shareholder dividends and operating expenses.

      Given First Colony's cash flow and current financial results, management of the Company believes that the cash flow for the remainder of the year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds so that the Company will be able to make dividend payments, satisfy debt service obligations and pay other operating expenses as anticipated.

    First Colony Life's investment portfolio consists of high quality assets which produce a reasonable rate of return with maturities closely matched to future cash flow needs. At September 30, 1996, the bond portfolio had an average Moody's rating of A-1. At September 30, 1996, bonds below investment grade represented 2.4% of the bond portfolio based on par value.

     The mark-to-market requirements of FASB 115 for the available-for-sale portfolio resulted in unrealized gains of $17.5 million (net of the related effect of deferred policy acquisition costs and deferred income taxes) or $0.35 per share at September 30, 1996, compared to unrealized gains of $208.3 million, or $4.22 per share at December 31, 1995. Market values decreased during the nine month period as a result of rising yields and falling prices in the bond market. Fixed maturity investments in the held-to-maturity category represented approximately 46% of the fixed maturity portfolio. The Company does not have a trading portfolio, nor does it invest in derivative financial instruments.

     At September 30, 1996, approximately 15% of First Colony's investment portfolio was invested in mortgage-backed obligations, 99% of which are collateralized mortgage obligations (CMOs) secured by residential mortgages. Certain of these CMOs are subject to prepayment risk in a falling interest rate environment which impacts total yield but does not affect the recoverability of principal. During the first nine months of 1996, cash payments of principal received on CMOs were $158.7 million versus $55.3 million last year. Future levels of CMO prepayments are dependent principally upon the direction of future interest rates.




PART II - OTHER INFORMATION


     ITEM 6.    Exhibits and Reports on Form 8-K

     a.  Exhibits

         None

     b.  Reports on Form 8-K

          None


                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     FIRST COLONY CORPORATION
                           (Registrant)


     Date:  November 14, 1996    By:   s/Ronald V. Dolan
                                 President

     Date:  November 14, 1996    By:   s/Peter W. Karras, CPA
                                 Secretary and Treasurer